Form 10-K
period 2015-12-31
Fifth Third Auto Trust 2014-1; Fifth Third Holdings Funding, LLC
filed 2016-03-30
CIK 1595122, 1405332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                  to

Fifth Third Auto Trust 2014-1

(Exact name of issuing entity as specified in its charter)

Commission File Number of Issuing Entity: 333-182215-03

Central Index Key Number of Issuing Entity: 0001595122

Fifth Third Holdings Funding, LLC

(Exact name of depositor as specified in its charter)

Commission File Number of Depositor: 333-182215

Central Index Key Number of Depositor: 0001405332

Fifth Third Bank

(Exact name of sponsor as specified in its charter)

Central Index Key Number of Sponsor: 0000035528

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Fifth Third and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of Fifth Third and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Assessment Reports prepared by Fifth Third or the Indenture Trustee, and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

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

Date: March 30, 2016

FIFTH THIRD HOLDINGS FUNDING, LLC, as Depositor
By:	/s/ James Leonard
Name:	James Leonard
Title:	President
(senior officer in charge of securitization)

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for Fifth Third Holdings Funding, LLC (“Fifth Third Funding”) (filed as Exhibit 3.1 to Form S-3 of Fifth Third Funding, filed on August 8, 2012 (No. 333-182215)).*

Exhibit 3.2	Limited Liability Company Agreement of Fifth Third Funding (filed as Exhibit 3.2 to Form S-3 of Fifth Third Funding, filed on August 8, 2012 (No. 333-182215)).*

Exhibit 4.1	Indenture, dated as of February 20, 2014, between the Issuing Entity and Deutsche Bank Trust Company Americas, as indenture trustee (the “Indenture Trustee”) (filed as Exhibit 4.1 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on February 20, 2014).*

Exhibit 10.1	Sale Agreement, dated as of February 20, 2014, between Fifth Third Funding, as seller, and the Issuer, as purchaser (filed as Exhibit 10.1 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on February 20, 2014).*

Exhibit 10.2	Servicing Agreement, dated as of February 20, 2014, among Fifth Third, as servicer, the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.2 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on February 20, 2014).*

Exhibit 10.3	Purchase Agreement, dated as of February 20, 2014, between Fifth Third Holdings, LLC, as seller, and Fifth Third Funding, as purchaser (filed as Exhibit 10.3 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on February 20, 2014).*

Exhibit 10.4	Administration Agreement, dated as of February 20, 2014, among Fifth Third, Wilmington Trust, National Association, not in its individual capacity but solely as owner trustee for the Issuing Entity (the “Owner Trustee”), the Issuing Entity and the Indenture Trustee (filed as Exhibit 10.4 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on February 20, 2014).*

Exhibit 10.5	Receivables Sale Agreement, dated as of February 20, 2014, between Fifth Third, as seller, and Fifth Third Holdings, LLC, as purchaser (filed as Exhibit 10.5 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on February 20, 2014).*

Exhibit 10.6	Amended and Restated Trust Agreement, dated as February 20, 2014, between Fifth Third Funding and the Owner Trustee (filed as Exhibit 10.6 to Form 8-K filed by Fifth Third Funding and the Issuing Entity on February 20, 2014).*

Exhibit 31.1	Certification of the senior officer in charge of securitization of Fifth Third Funding, as depositor, pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Fifth Third Bank.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Indenture Trustee.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Deloitte & Touche LLP on behalf of Fifth Third.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP on behalf of the Indenture Trustee.

Exhibit 35.1	Servicing Compliance Statement of Fifth Third.

* Incorporated by reference.